Form 10-K/A
period 2001-12-31
MORGAN STANLEY DEAN WIT CAP I INC MOR PAS-THR CER SER 2001-1
filed 2002-12-20
CIK 1137225

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  033-46723-03

         Morgan Stanley Dean Witter Capital I Inc.
         Mortgage Pass-Through Certificates
         Series 2001-1
         (Exact name of registrant as specified in its charter)



   New York                                        52-2267488
                                                   52-2267489
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2002 on behalf of Morgan Stanley Dean Witter Capital I Inc. Mortgage Pass-Through Certificates, Series 2001-1 established pursuant to the Pooling and Servicing Agreement among Morgan Stanley Dean Witter Capital I Inc., as Depositor, Morgan Stanley Dean Witter Credit Corporation, as Servicer and Mortgage Loan Seller, and Wells Fargo Bank Minnesota, N.A., as Trustee pursuant to which Morgan Stanley Dean Witter Capital I Inc., Mortgage Pass-Through Certificates, Series 2001-1 registered under the Securities Act of 1933 (the "Certificates") were issued.







  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) Morgan Stanley Dean Witter & Co. Incorporated, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) Morgan Stanley Dean Witter & Co. Incorporated, as Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 18, 2001, November 27, 2001, and December 27, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.


  <F1> Filed herewith.
  <F2> Previously filed.


                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Morgan Stanley Dean Witter Capital I Inc.
    Mortgage Pass-Through Certificates
    Series 2001-1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:   Christine A. Tincher, Vice President

  By: /s/  Christine A. Tincher, Vice President

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Christine A. Tincher, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of [identify registrant].

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002

      Christine A. Tincher
      ________________________
      [Signature]

      Vice President
      ________________________
      [Title]




  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) Morgan Stanley Dean Witter & Co. Incorporated, as Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) Morgan Stanley Dean Witter & Co. Incorporated, as Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.



EX 99.1 (a)


Deloitte
& Touche      (logo)

Deloitte & Touche LLP
Two Prudential Plaza
180 North Stetson Avenue
Chicago, Illinois 60601-6779

Tel: (312) 946-3000
Fax: (312) 946-2600
www.us.deloitte.com

INDEPENDENT ACCOUNTANTS'REPORT

Morgan Stanley Dean Witter Credit Corporation
Riverwoods, Illinois

We have examined Morgan Stanley Dean Witter Credit Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") for the Morgan Stanley Mortgage Pass Through Certificates, Series 2001-1 during the year ended December 31, 2001. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, the Company complied, in all material respects, with the aforementioned minimum servicing standards for the year ended December 31, 2001.

January 11, 2002

Deloitte
Touche
Tohmatsu    (logo)



EX 99.2 (a)

MORGAN STANLEY DEAN WITTER
CREDIT CORPORATION


September 25, 2002


Dionne Waldron-Dixon
Wells Fargo Bank Minnesota

Dionne,

At the recommendation of our auditors, a management assertion was not prepared for the year ended 2001. Going forward, we will prepare a management assertion that our auitors will express an opinion on.

Thanks,

Mike Gillespie
Accounting Director


2500 Lake Cook Road. Riverwoods, Illinois 60015

EX 99.3 (a)

MORGAN STANLEY DEAN WITTER
CREDIT CORPORATION

Officer's Certificate
Mortgage Pass-Through Certificates Series 2001-1

Pursuant to Section 5.17 of the Pooling and Servicing Agreement dated as of February 1, 2001 (the "Pooling and Servicing Agreement") among Morgan Stanley Dean Witter Credit Corporation, formerly known as NOVUS Financial Corporation, as seller and servicer (referred to herein in such capacity as the "Servicer"), and Wells Fargo Bank Minnesota, N.A., as trustee, the undersigned, hereby states that:

(1) A review of the activities of the Servicer and of its performance under the Pooling and Servicing Agreement during the calendar year ended December 31, 2001 has been made under my supervision; and

(2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.

MORGAN STANLEY DEAN WITTER
CREDIT CORPORATION

By        Douglas J. Bush

Title     Director

Dated as of December 31, 2001

By        J.L. Reading

Title     Senior Vice President

Dated as of December 31, 2001



2500 Lake Cook Road, Riverwoods, Illinois 60015